Form 10-K
GMAC COMMERICAL MORT SECS INC SERS 2003 C2 MORT PAS THR CERT
filed 2004-03-29
CIK 1264596

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-107510-01


        GMAC Commercial Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2003-C2

     (Exact name of registrant as specified in its charter)


   New York                                         54-2123739
                                                    54-2123738
                                                    54-2123740
                                                    54-6553638

  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X




  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.





         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                            7
             Class A-2                            4
             Class B                              6
             Class C                              3
             Class D                              6
             Class E                              4
             Class F                              5
             Class G                              5
             Class H                              4
             Class J                              4
             Class K                              3
             Class L                              3
             Class M                              3
             Class N                              3
             Class O                              3
             Class P                              3
             Class R-1                            1
             Class R-2                            1
             Class R-3                            1
             Class X-1                            3
             Class X-2                            6

             Total:                              78


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification


     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>
       b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>
       b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>
       b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On October 24, 2003, November 21, 2003, and December 18, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.


  <F1> Filed herewith.





                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     GMAC Commercial Mortgage Securities, Inc.
     Commercial Mortgage Pass-Through Certificates
     Series 2003-C2
     (Registrant)



  Signed: GMAC Commercial Mortgage Securities, Inc. as Depositor


  By:     David E. Creamer, President

  By: /s/ David E. Creamer, President

  Dated: March 29, 2004


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


Exhibit Index

Exhibit No.




  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification



  I, David Creamer, certify that:

     I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the trust (the "Trust") created pursuant to the Pooling and Servicing Agreement, dated as of August 1, 2003 (the "Pooling and Servicing Agreement"), among
     GMAC Commercial Mortgage Securities, Inc., as depositor, GMAC
     Commercial Mortgage Corporation, as master servicer (the "Master Servicer") and as special servicer (the "Special Servicer"), and Wells Fargo
     Bank Minnesota, National Association, as trustee (the "Trustee") and Serviced Companion Loan Paying Agent;

     Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     Based on my knowledge, the servicing information required to be provided to the trustee by the Master Servicer and the Special
     Servicer under the Pooling and Servicing Agreement for inclusion in these reports is included in these reports;

     I am responsible for reviewing the activities performed by the Master Servicer and the Special Servicer under the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, the Master Servicer and the Special Servicer have fulfilled their obligations under the Pooling and Servicing Agreement; and

     I have disclosed to the Trust's certified public accountants all significant deficiencies relating to the Master Servicer's or Special Servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement.


     Date: March 29, 2004

     /s/ David E. Creamer
     Signature

     President
     Title



  Ex-99.1 (a)

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Mortgage
Corporation:

We have examined management's assertion, dated February 23, 2004, about GMAC Commercial Mortgage Corporation's (the "Company's") compliance with its established minimum master servicing policy ("Master Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2003 included in the accompanying management assertion (see
Exhibit I). Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 23, 2004





  Ex-99.1 (b)


PRICEWATERHOUSECOOPERS (Logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (646) 471 4100

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Mortgage
Corporation:

We have examined management's assertion, dated February 23, 2004, about GMAC Commercial Mortgage Corporation's (the "Company's") compliance with its established minimum servicing policy ("Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of and for the year ended December 31, 2003 included in the accompanying management assertion
(see Exhibit I). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its Servicing Policy.

In our opinion, management's assertion that, except for instances of noncompliance, the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Pricewaterhousecoopers LLP

February 23, 2004









  Ex-99.2 (a)


Exhibit I

Management's Assertion Concerning Compliance with Minimum Master Servicing Standards

February 23, 2004

As of and for the year ended December 31, 2003, GMAC Commercial Mortgage Corporation has complied, in all material respects, with the minimum master servicing standards set forth in the Company's Master Servicing Policy (attached in Exhibit III), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As master servicer for the transactions included in Exhibit II, the Company performs certain functions with respect to loan servicing, however, other servicing functions are performed by various subservicers.

As of December 31, 2003, the company was covered by various General Motors Corporation insurance policies providing $125 million of fidelity bond insurance and $100 million of errors and omissions insurance.

/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer

/s/ Michael J. Lipeon
Michael J. Lipeon
Executive Vice President, Global Servicing

/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

277 PARK AVE FINANCE CORP
ACMF I SERIES 1997-C1
AETNA, SERIES 1995-C5
AMC DEPOSITOR, SERIES 1999-1
ASC, SERIES 1996-D3
ASC, SERIES 1997-D4
ASC, SERIES 1997-D5
ASW, SERIES 1993-2
ATHERTON, SERIES 1997-1
ATHERTON, SERIES 1998-A
ATHERTON, SERIES 1999-A
BACM, SERIES 2001-C1
BANK OF AMERICA 2002-X1
BKB, SERIES 1997-C1
BSF III LP 6.6 COLLATERALIZED NOTES
Cal West Trust II
CALSTRS, SERIES 2002-C6
CAPCO, SERIES 1998-D7
CBA, SERIES 1993-C1
CBM, SERIES 1996-1
CDC, SERIES 2002-FX1
CERTIFICATES FUND CORP, 1997-1
CHASE, SERIES 1996-1
CHASE, SERIES 1996-2
CHASE, SERIES 1997-1
CHASE, SERIES 1997-2
CHASE, SERIES 1998-1
CHASE, SERIES 1998-2
CHASE, SERIES 2000-FL1
CHASE, SERIES 2001-FL1
CHASE-FIRST UNION, 1999-1
CITIBANK, SERIES 1994-C2
CITICORP LEASE TRUST, SERIES 1999-1
COLUMBIA CTR TRUST, 2000-CCT
COLUMN, SERIES 2002-CCL1
COMM, SERIES 2001-FL5
COMM, SERIES 2001-J2
COMM, SERIES 2003-LNBl


CSFB, SERIES 1995-Ml
CSFB, SERIES 1997-PSl
CSFB, SERIES 1998-PS2
CSFB, SERIES 1999-PS3
CSFB, SERIES 2000-Cl
CSFB, SERIES 2000-PS4
CSFB, SERIES 2001-CF2
CSFB, SERIES 2001-SPG 1
DAIWA, SERIES 1993-1
DEUTSCHE BANC MORTGAGE (184)
DLJ, SERIES 1993-MF17
DLJ, SERIES 1996-CFl
DLJ, SERIES 1997-CFl
DLJ, SERIES 1998-STFl
DLJ-FB, SERIES 1994-MFI
ED I
ED II
EMAC, SERIES 1998-1
EMAC, SERIES 1999-1
EMAC, SERIES 2000-1
FFC FUNDING-SOMERSET MALL
FIRST BOSTON, SERIES 1995-MFI
FMAC, SERIES 1991-A
FMAC, SERIES 1993-B
FMAC, SERIES 1994-A
FMAC, SERIES 1995-B
FMAC, SERIES 1996-B
FMAC, SERIES 1997-A
FMAC, SERIES 1997-B
FMAC, SERIES 1997-C
FMAC, SERIES 1998-A
FMAC, SERIES 1998-B
FMAC, SERIES 1998-C
FMAC, SERIES 1998-D
FMAC, SERIES 2000-A
FMHA
FNMA, SERIES 1998-Ml
FOREST CITY, SERIES 1994-1
FREEHOLD RACEWAY MALL 2001-FRM
G3 STRATEGIC INV. LP 2002 WL1
GAFCO FRANCHISE 1998-1
GFCM 2003-1
GGP MALL PROP TR, SERIES 2001-GGPI
GIA SERIES 2001-A
GMACCM 2003-C2
GMACCM CANADA, SERIES 2002-FLl

GMACCM HFl, SERIES 1999-1
GMACCM HFl, SERIES 1999-2
GMACCM MT1, SERIES 1999-A
GMACCM MTl, SERIES 1999-B
GMACCM Seniors 2003-A
GMACCM, SERIES 1996-Cl
GMACCM, SERIES 1996-C2
GMACCM, SERIES 1997-Cl
GMACCM, SERIES 1997-C2
GMACCM, SERIES 1998-Cl
GMACCM, SERIES 1998-C2
GMACCM, SERIES 1999-Cl
GMACCM, SERIES 1999-C2
GMACCM, SERIES 1999-C3
GMACCM, SERIES 1999-CTLl
GMACCM, SERIES 2000-Cl
GMACCM, SERIES 2000-C2
GMACCM, SERIES 2000-C3
GMACCM, SERIES 2000-FL1
GMACCM, SERIES 2000-FLA
GMACCM, SERIES 2000-FLB
GMACCM, SERIES 2000-FLE
GMACCM, SERIES 2000-FLF
GMACCM, SERIES 200l-A
GMACCM, SERIES 2001-Cl
GMACCM, SERIES 2001-C2
GMACCM, SERIES 2001-FLl
GMACCM, SERIES 2001-FLA
GMACCM, SERIES 2002-Cl
GMACCM, SERIES 2002-C2
GMACCM, SERIES 2002-C3
GMACCM, SERIES 2002-FL1
GMACCM, SERIES 2002-LT
GMACCM, SERIES 2003 DOUBLE EAGLE
GMACCM, Series 2003-C3
GMACCM, SERIES 2003-CCl
GMACCM, Series 2003-FLl
GMACCM, SERIES 2003-FLA
GMACCM, SERIES 2003-FL-SNF
GMACCM, Series 2003-PMSRLP
G-MAX 2002 FL-A
G-MAX 2002-FX-l
GSMCII, Series 2003-Cl
GSMSC II, SERIES 1997-GLI
GSMSC II, SERIES 1998-Cl
GSMSC II, SERIES 1998-GLII

GSMSC II, SERIES 1999-C1
GSMSC II, SERIES 2001-1285
GSMSC II, SERIES 2001-GL3
GSMSC II, SERIES 20O1-ROCK
GSMSC II, SERIES 2002-GSFL V
GSMT II, SERIES 2001-GSFL IV
G-WING, SERIES 2001-WH1
HUD
IPS, SERIES 2003-1
JPMC 2002-C3
JPMC, SERIES 200l-A
JPMC, SERIES 2001-CIBC1
KIDDER PEABODY, SERIES 1994-C3
KS MORTGAGE CAP, SERIES 1995-1
LAKEWOOD MALL
LB COMMERCIAL, SERIES 1994-A
LEHMAN, SERIES 1992-1
LEHMAN, SERIES 1992-2
LEHMAN, SERIES 1994-C2
LEHMAN, SERIES 1995-C2
LEHMAN, SERIES 1996-1
LEHMAN, SERIES 1996-C2
LEHMAN, SERIES 1998-C1
LEHMAN, SERIES 2003-C4
LIBRARY TOWER, SERIES 1998-1
LLL, SERIES 1997- LL1
LONG LANE MASTER TRUST IV
LTC, SERIES 1994-1
LTC, SERIES 1996-1
LTC, SERIES 1998-1
MACERICH, SERIES 1996-C1
MALL OF AMERICA, SERIES 2000-1
MCF, SERIES 1993-C1-C2
MCF, SERIES 1995-MC1
MCF, SERIES 1996-MC1
MCF, SERIES 1996-MC2
MCF, SERIES 1998-MC1
MCF, SERIES 1998-MC3
MERRILL, SERIES 1994-Cl
MERRILL, SERIES 1995-Cl
MERRILL, SERIES 1995-C2
MERRILL, SERIES 1995-C3
MERRILL, SERIES 1996-C1
MERRILL, SERIES 1997-C1
MERRILL, SERIES 1998-C1-CTL
MERRILL, SERIES 1999-C2

MERRILL, SERIES 2000-C3
MERRILL, SERIES 2000-C4
MERRILL, SERIES 2001-C5
MERRILL, SERIES 2001-LBC
MERRILL, SERIES 2002-BC2P
MERRILL, SERIES 2002-C7
MERRILL, SERIES 2002-C8
MERRILL, SERIES 2003-CIO
MERRILL, SERIES 2003-C11
ML, SERIES 2003-C9
MORGAN, SERIES 1996-C1
MORGAN, SERIES 1997-C1
MORGAN, SERIES 1997-XL I
MORGAN, SERIES 1998-CF1
MORGAN, SERIES 1998-HF1
MORGAN, SERIES 1998-HF2
MORGAN, SERIES 1999-RM1
MORGAN, SERIES 2002-HQ
MSDW 2003-IQ4
MSDW CAPTIAL I TRUST 2002-IQ3
MSDW, SERIES 1997-HF1
MSDW, SERIES 1999-FNV1
MSDW, SERIES 2001-PPM
MSDW, SERIES 2002-WM
MSDW, SERIES 2003-IQ
MSDW, Series 2003-IQ5
NATIONS LINK, SERIES 1996-1
NB, SERIES-DMC
NEW ENDLAND MUTUAL LIFE, SERIES 1993-1
NOMURA MEGADEAL, SERIES 1995-MD IV
NOMURA MEGADEAL, SERIES 1996-MD V
NOMURA, SERIES 1993-1
NOMURA, SERIES 1994-MDI
NOMURA, SERIES 1996 MD VI
NOMURA, SERIES 1998-D6
NOMURA, SERIES 1998-STI
OREGAN, SERIES 1995-1
PAINE WEBBER, SERIES 1996-M1
SALOMON, SERIES 1999-Cl
SALOMON, SERIES 2000-C1
SASCO, SERIES 1995-C4
SASCO, SERIES 2001-C8
SC FUNDING, SERIES 1993-1
SDG MACERICH PROPERTIES LP CMO
SL COMMERCIAL, SERIES 1997-C1
SOLAR TRUST, SERIES 2001-1

SOLAR TRUST, SERIES 2002-1
Solar Trust, Series 2003-CCI
Strategic, SHC 2003-1
STRUCTURED MTG, SERIES 1994-Ml
U-HAUL, SERIES 1993-1


Exhibit III

GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      . be mathematically accurate;

      . be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

      . be and reviewed and approved by someone other than the person who prepared the reconciliation; and

      . evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

   2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

   3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II. MORTGAGE PAYMENTS

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

   1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

IV. INVESTOR ACCOUNTING AND REPORTING

   1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V.  INSURANCE POLICIES

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI. MONITORING OF SUBSERVICER COMPLIANCE

   1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

   2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.


GMAC Commercial Holding Corporation





  Ex-99.2 (b)

GMAC Commercial Mortgage
200 Witmer Road
Horsham, PA 19044
Tel. 215-328-4622
Fax  215-328-1316

Exhibit I

Management's Assertion Concerning Compliance with Company Servicing Policy

February 23, 2004

As of and for the year ended December 31, 2003, GMAC Commercial Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Company's Servicing Policy (attached in Exhibit II), which were derived by management from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except that with respect to the requirements to maintain borrower funds in appropriate custodia1 accounts in trust for investors in accordance with applicable servicing agreement requirements, the Company did not in 2003 timely transfer reserve account ba1ances for 550 Company originated loans. Such reserve account ba1ances, which tota1ed $85 million at September 30, 2003, were recorded and reconciled at a loan-level. In the fourth quarter of 2003, the reserve funds were transferred to appropriate custodial bank accounts and existing mitigating and detective controls were enhanced so that, consistent with Company policy, upon loan sale all escrow funds, including reserve funds, are timely transferred to appropriate custodial bank accounts as required in applicable servicing agreements.


As of December 31, 2003, the Company was covered by various General Motors Corporation insurance policies providing for $125 million of fidelity bond insurance and $l0O million of errors and omissions insurance.

/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer

/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President Global Servicing

/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and Chief Financial Officer

Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION MINIMUM SERVICING POLICY

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

.. be mathematically accurate;

.. be prepared within forty-five (45) calendar days after the cutoff date;

.. be reviewed and approved by someone other than the person who prepared the reconciliation; and

.. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of identification.

2. Funds of the servicing entity shall be advanced as specified in the servicing agreement in cases where there is an overdraft in an investor's or a mortgagor's account and an advance is specified in the Investor's Servicing Agreement.

3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments which are properly identified with the Company's account number and which agree to the total amount of the scheduled payment due shall be deposited into the clearing bank accounts and related custodial bank accounts within two business days of receipt. Any mortgage payments which do not meet these parameters will be researched and deposited into the appropriate bank accounts within five business days of receipt.

Exhibit II

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments for those loans that are escrowed shall be made on or before the penalty or insurance policy expirations date, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates, and the mortgagor has agreed with the amounts due.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. Monthly investor reports shall be sent on a monthly basis listing the total unpaid principal balance and number of loans serviced.

Exhibit II

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loans shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts, if required by the mortgage documents, shall be paid, or credited, to mortgagors in accordance with the borrower agreements.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary.

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.







  Ex-99.3 (a)


GMAC
Commercial Mortgage  (logo)
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax  415-391-2949

GMAC Commercial Mortgage Company
Series 2003-C2
Annual Statement as to Compliance
For Period of August 28 through December 31, 2003

Pursuant to section 3.13 of the Pooling and Servicing Agreement, I attest that:

(i.) A review of the activities of GMAC Commercial Mortgage as Special Servicer during August 28 through December 31, 2003, and of its performance under this Agreement, has been made under my supervision.

(ii.) To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Special Servicer, has maintained an effective internal control system relating to its servicing of the Mortgage Loans serviced by it and has fulfilled in all material respects its obligations under this Agreement throughout such period. However, during the period of August 28 through December 31, 2003, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

(iii.) GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

BY: /s/ Michele Heisler         Date: 03-16-04
Michele Heisler
Vice President, GMAC Commercial Mortgage Corporation




  Ex-99.3 (b)


GMAC (Logo)
Commercial Mortgage
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax 415-391-2949


GMAC Commercial Mortgage Company Series 2003-C2 Annual Statement as to Compliance For Period of August 28 through December 31, 2003


Pursuant to section 3.13 of the Pooling and Servicing Agreement, I attest that:


(i.) A review of the activities of GMAC Commercial Mortgage as Special Servicer during August 28 through December 31, 2003, and of its performance under this Agreement, has been made under my supervision.


(ii.) To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Special Servicer, has maintained an effective internal control system relating to its servicing of the Mortgage Loans serviced by it and has fulfilled in all material respects its obligations under this Agreement throughout such period. However, during the period of August 28 through December 31, 2003, GMAC Commercial Mortgage as
        Special Servicer did not service any Specially Serviced Mortgaged Loans.


(iii.) GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.



BY: /s/ Michele Heisler
Date: 03-16-04
Michele Heisler
Vice President, GMAC Commercial Mortgage Corporation













  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            8,974,475.53          4,383,986.76                 0.00             585,579,013.24
   A-2                            8,430,955.72                  0.00                 0.00             471,610,000.00
   B                                723,182.75                  0.00                 0.00              40,333,000.00
   C                                289,269.52                  0.00                 0.00              16,133,000.00
   D                                549,635.39                  0.00                 0.00              30,654,000.00
   E                                289,269.52                  0.00                 0.00              16,133,000.00
   F                                376,052.17                  0.00                 0.00              20,973,000.00
   G                                202,504.80                  0.00                 0.00              11,294,000.00
   H                                289,269.52                  0.00                 0.00              16,133,000.00
   J                                376,052.17                  0.00                 0.00              20,973,000.00
   K                                144,643.73                  0.00                 0.00               8,067,000.00
   L                                144,643.73                  0.00                 0.00               8,067,000.00
   M                                173,565.28                  0.00                 0.00               9,680,000.00
   N                                 86,782.65                  0.00                 0.00               4,840,000.00
   O                                 86,782.65                  0.00                 0.00               4,840,000.00
   P                                376,063.53                  0.00                 0.00              20,973,634.28
   R-1                                    0.00                  0.00                 0.00                       0.00
   R-2                                    0.00                  0.00                 0.00                       0.00
   R-3                                    0.00                  0.00                 0.00                       0.00
   X-1                              184,702.86                  0.00                 0.00                       0.00
   X-2                            1,415,614.37                  0.00                 0.00                       0.00